Form 10-Q
period 2026-03-31
Quantum Leap Acquisition Corp
filed 2026-06-12
CIK 2102155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number: 001-43262

Quantum Leap Acquisition Corp.

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Willow Workplace Menlo Park 80 Willow Road Menlo Park, California	94025
(Address of principal executive offices)	(Zip Code)

(650) 444-4105

(Registrant’s telephone number, including area code)

Not Applicable

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and one redeemable warrant	QLEPU	New York Stock Exchange
Class A ordinary shares, par value $0.0001 par value	QLEP	New York Stock Exchange
Warrants, each exercisable for one Class A ordinary share, and the conversion of any working capital loans into equity, if elected by the Sponsor	QLEPW	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of June 12, 2026, there were 21,527,946 Class A ordinary shares, par value $0.0001 per share, and 6,325,000 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

QUANTUM LEAP ACQUISITION CORP

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2026

i

Unless otherwise stated in this Report (as defined below), or the context otherwise requires, references to:

●	“2024 SPAC Rules” are to the rules and regulations for SPACs (as defined below) adopted by the SEC on January 24, 2024, which became effective on July 1, 2024;

●	“Adeptus” are to Adeptus Partners, LLC, our independent registered public accounting firm;

●	“Amended and Restated Articles” are to our Amended and Restated Memorandum and Articles of Association, as currently in effect;

●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

●	“ASU” are to the FASB Accounting Standards Update;

●	“Board of Directors” or “Board” are to our board of directors;

●	“Business Combination” are to a merger, capital share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;

●	“Class A Ordinary Shares” are to our Class A ordinary shares, par value $0.0001 per share;

●	“Class B Ordinary Shares” are to our Class B ordinary shares, par value $0.0001 per share;

●	“Combination Period” are to the eighteen-month period, from the closing of the Initial Public Offering (as defined below) to November 4, 2027 (or such earlier date as determined by the Board) that we have to consummate an initial Business Combination; provided that the Combination Period may be extended pursuant to an amendment to the Amended and Restated Articles and consistent with applicable laws, regulations and stock exchange rules;

●	“Companies Act” are to the Companies Act (As Revised) of the Cayman Islands, as may be amended from time to time;

●	“Company,” “our,” “we” or “us” are to Quantum Leap Acquisition Corp, a Cayman Islands exempted company;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our Trust Account (as defined below) and warrant agent of our Public Warrants (as defined below);

●	“Deferred Fee” are to the additional fee of up to $522,935 in the aggregate to which the underwriters to the Initial Public Offering are entitled that is payable only upon our completion of the initial Business Combination and based on the amount of funds remaining in the Trust Account (as defined below) after redemptions of public shares;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“FASB” are to the Financial Accounting Standards Board;

●	“Founder Shares” are to the Class B Ordinary Shares initially purchased by our Sponsor prior to the Initial Public Offering and the Class A Ordinary Shares that will be issued upon the automatic conversion of the Class B Ordinary Shares at the time of our Business Combination as described herein (for the avoidance of doubt, such Class A Ordinary Shares will not be “Public Shares” (as defined below));

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“Initial Public Offering” or “IPO” are to the initial public offering that we consummated on May 4, 2026;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC on February 10, 2026, as amended, and declared effective on April 30, 2026 (File No. 333-293359);

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

●	“Letter Agreement” are to the Letter Agreement, dated May 4, 2026, which we entered into with our Sponsor and our directors and officers;

●	“Management” or our “Management Team” are to our executive officers and directors;

●	“NYSE” are to the New York Stock Exchange;

●	“NYSE 36-Month Requirement” are to the requirement pursuant to the NYSE Rules (as defined below) that a SPAC must complete one or more Business Combinations within 36 months following the effectiveness of its initial public offering registration statement;

●	“NYSE Rules” are to the continued listing rules of NYSE, as they exist as of the date of this Report;

●	“Ordinary Shares” are to the Class A Ordinary Shares and the Class B Ordinary Shares, together;

●	“Over-Allotment Option” are to the 45-day option that the underwriters of the Initial Public Offering had to purchase up to an additional 3,000,000 Units to cover over-allotments, if any, pursuant to the Underwriting Agreement (as defined below), which was partially exercised;

●	“Private Placement” are to the private placement of Private Placement Units (as defined below) that occurred simultaneously with the closing of our Initial Public Offering;

●	“Private Placement Units” are to the warrants issued to our Sponsor (including those issued indirectly to the non-managing sponsor investors) and the underwriters of the Initial Public Offering in the Private Placement;

●	“Private Placement Units Purchase Agreement” are to the Private Placement Units Purchase Agreement, dated May 4, 2026, by and between us and the Sponsor.

●	“Public Shares” are to the Class A Ordinary Shares sold as part of the Public Units (as defined below) in our Initial Public Offering (whether they were purchased in our Initial Public Offering or thereafter in the open market);

●	“Public Shareholders” are to the holders of our Public Shares, including our initial shareholders, Management and any non-managing sponsor investors to the extent our initial shareholders, members of Management, and/or any non-managing sponsor investors purchase public shares, provided that the each initial shareholder’s, member of Management, and any non-managing sponsor investors’ status as a “Public Shareholder” will only exist with respect to such Public Share;

●	“Public Units” are to the units sold in our Initial Public Offering, which consist of one Public Share and one-half of one Public Warrant;

●	“Public Warrants” are to the redeemable warrants sold as part of the Public Units in our Initial Public Offering (whether they were subscribed for in our Initial Public Offering or purchased in the open market);

●	“Registration Rights Agreement” are to the Registration Rights Agreement, dated May 4, 2026, which we entered into with the Sponsor and the holders party thereto;

●	“Report” are to this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026;

●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“SPAC” are to a special purpose acquisition company;

●	“Sponsor” are to Paddington Partners 88 LLC, a Cayman Islands limited liability company;

●	“Trust Account” are to the U.S.-based trust account in which an amount of $211,265,659.20 from the net proceeds of the sale of the Public Units in the Initial Public Offering and the Private Placement Units in the Private Placement was placed following the closing of the Initial Public Offering and the partial exercise of the Over-Allotment Option;

●	“Trust Agreement” are to the Investment Management Trust Agreement, dated May 4, 2026, which we entered into with Continental, as trustee of the Trust Account;

●	“Units” are to the units sold in our Initial Public Offering, which consist of one Class A ordinary share and one redeemable warrant;

●	“Warrants” are to the Private Placement Warrants and the Public Warrants, together; and

●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our directors and officers may, but are not obligated to, loan us.

QUANTUM LEAP ACQUISITION CORP

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2026	2025
	(unaudited)
ASSETS
Current Assets:
Cash	$89,031	$89,031
Prepaid expenses	12,779	4,048
Subscription receivable	25,000	25,000
Due from Vendor	100	100
Total Current Assets	126,910	118,179

Deferred offering costs	271,950	219,000
Total Assets	$398,860	$337,179

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accrued expenses	$62,207	$32,707
Accrued offering costs	63,427	59,000
Promissory note – related party	374,197	298,431
Total Current Liabilities	499,831	390,138
Commitments and contingencies (Note 6)
Shareholders’ Deficit:
Class A ordinary shares, $0.0001 par value, 500,000,000 shares authorized, none issued or outstanding at March 31, 2026 and December 31, 2025	—	—
Class B ordinary shares, $0.0001 par value, 50,000,000 shares authorized, 6,325,000 shares issued and outstanding at March 31, 2026 and December 31, 2025(1)	633	633
Additional paid-in capital	24,367	24,367
Accumulated deficit	(125,971)	(77,959)
Total Shareholders’ Deficit	(100,971)	(52,959)
Total Liabilities and Shareholders’ Deficit	$398,860	$337,179

(1)	Includes an aggregate of up to 825,000 shares of Class B ordinary shares subject to forfeiture if the Over-Allotment Option is not exercised in full or in part by the underwriters (see Note 5).

See accompanying notes to the unaudited condensed financial statements.

QUANTUM LEAP ACQUISITION CORP

CONDENSED STATEMENT OF OPERATIONS

(unaudited)

For the Three Months Ended
March 31,
2026
Formation and operating expenses	$48,012
TOTAL EXPENSES	48,012

Net loss	$(48,012)
Weighted average shares outstanding basic and diluted(1)	5,500,000
Basic and diluted net loss per ordinary share	$(0.01)

(1)	Excludes an aggregate of up to 825,000 shares of Class B ordinary shares subject to forfeiture if the Over-Allotment Option is not exercised in full or in part by the underwriters (see Note 5).

See accompanying notes to the unaudited condensed financial statements.

QUANTUM LEAP ACQUISITION CORP

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2026

(unaudited)

	Class B		Additional
	Ordinary Shares		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2026	6,325,000	$633	$24,367	$(77,959)	$(52,959)
Net loss	—	—	—	(48,012)	(48,012)
Balance, March 31, 2026	6,325,000	$633	$24,367	$(125,971)	$(100,971)

See accompanying notes to the unaudited condensed financial statements.

QUANTUM LEAP ACQUISITION CORP

CONDENSED STATEMENT OF CASH FLOWS

(unaudited)

For the
Three Months Ended
March 31, 2026
Cash Flows From Operating Activities:
Net loss	$(48,012)
Changes in operating assets and liabilities:
Prepaid expenses	1,012
Accrued expenses	29,500
Net Cash Used in Operating Activities	(17,500)
Cash Flows From Financing Activities:
Expenses paid by Sponsor	17,500
Net Cash Provided by Financing Activities	17,500
Net change in cash	—
Cash at beginning of period	89,031
Cash at end of period	$89,031

Supplemental disclosure of non-cash financing activities:
Deferred offering costs included in accrued offering costs	$4,427
Deferred offering costs paid by Sponsor	$33,029
Prepaid expenses paid by Sponsor	$25,237
Prepaid expenses applied to deferred offering costs	$15,494

See accompanying notes to the unaudited condensed financial statements.

QUANTUM LEAP ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026 (UNAUDITED)

NOTE 1 — DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS AND GOING CONCERN

Quantum Leap Acquisition Corp (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on December 5, 2025. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).

The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company, and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of March 31, 2026, the Company had not commenced any operations. All activity for the period from December 5, 2025 (inception) through March 31, 2026, relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

On May 4, 2026, the Company consummated its Initial Public Offering of 20,000,000 units (the “Units” and, with respect to the Class A ordinary shares (as defined below) included in the Units offered, the “Public Shares”) at $10.00 per Unit, generating gross proceeds to the Company of $200,000,000 (the “Public Proceeds”).

Simultaneously with the closing of the Initial Public Offering, the Company completed the private sale of 594,500 private placement units (the “Private Placement Units”) at $10.00 per Private Placement Unit, to Paddington Partners 88 LLC (the “Sponsor”) for an aggregate purchase price of $5,945,000.

On May 8, 2026, the underwriter notified the Company of their partial exercise of the Over-Allotment Option to purchase an additional 917,392 Units at a price of $10.00 per Unit. The closing of the Over-Allotment Option occurred on May 12, 2026, generating gross proceeds of $9,334,460, inclusive of $160,540 in proceeds from the sale of 16,054 Private Placement Units to the Sponsor. As of May 12, 2026, the net proceeds were transferred into the Company’s trust account (“Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described in the IPO Registration Statement. The proceeds deposited in the Trust Account could become subject to the claims of creditors, if any, which could have priority over the claims of public shareholders.

Transaction costs amounted to $2,702,869, consisting of $1,568,804 cash underwriting fee, $522,935 deferred underwriter fee and $611,130 of other offering costs.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The stock exchange listing rules require that the Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (as defined below) (excluding the amount of deferred underwriting commissions and Permitted Withdrawals on the interest income earned on the funds held in the Trust Account). The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Initial Public Offering, management has agreed that $10.10 per Unit sold in the Initial Public Offering, including proceeds of the sale of the Private Placement Units, will be held in a trust account (the “Trust Account”) and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.

The Company will provide the holders of the outstanding Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer in connection with the Business Combination. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.10 per Public Share, plus any pro rata interest then in the Trust Account), net of taxes payable for the Company’s franchise and income taxes or funds for working capital requirements (“Permitted Withdrawals”). There will be no redemption rights upon the completion of a Business Combination with respect to the Private Placement Units. The Public Shares subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

If the Company seeks shareholder approval of the Business Combination, the Company will proceed with a Business Combination only if the Company receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires a resolution be passed by a majority of the holders of the Class A ordinary shares, par value $0.0001 (the “Class A ordinary shares”) and the Class B ordinary shares, par value $0.0001 (the “Class B ordinary shares,” and together with the Class A ordinary shares, the “ordinary shares”) as, being entitled to do so, vote in person or by proxy at a general meeting of the Company, or such other vote as required by law or stock exchange rule. If a shareholder vote is not required under applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association (the “Articles”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against an initial Business Combination and waive its redemption rights with respect to any such shares in connection with a shareholder vote to approve a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares without voting and, if they do vote, irrespective of whether they vote for or against the initial Business Combination.

Notwithstanding the foregoing, if the Company seeks shareholder approval of a Business Combination and the Company does not conduct redemptions pursuant to the tender offer rules, the Articles provide that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Public Shares without the Company’s prior written consent.

The Sponsor has agreed (a) to waive its redemption rights with respect to any Founder Shares and Public Shares held by it in connection with the completion of a Business Combination and (b) not to propose an amendment to the Amended and Restated Memorandum and Articles of Association (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial Business Combination or to redeem 100% of the Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or (ii) with respect to any other provision relating to shareholder’s rights or pre-initial business combination activity, unless the Company provides the Public Shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment.

If the Company has not completed a Business Combination within 18 months from the closing of the Initial Public Offering (or up to 36 months from the closing of the Initial Public Offering if we extend the period of time to consummate a business combination by the full amount of time, as described in more detail in the IPO Registration Statement) (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned and not previously released to pay the Permitted Withdrawals, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining Public Shareholders and its Board of Directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

The Sponsor has agreed to waive its rights to liquidating distributions from the Trust Account with respect to the Founder Shares it will receive if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor or any of its respective affiliates acquire Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party (other than the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.10 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.10 per Public Share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has it independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations, and we believe that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that the Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for the Company’s initial Business Combination and redemptions could be reduced to less than $10.10 per Public Share. In such event, the Company may not be able to complete its initial Business Combination, and the Public Shareholders would receive such lesser amount per share in connection with any redemption of their Public Shares. None of the Company’s officers or directors will indemnify the Company for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Going Concern Considerations

At March 31, 2026, the Company had cash of $89,031, and a working capital deficit of $372,921.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to provide the Company Working Capital Loans (as defined in Note 5).

Based on the foregoing, management expects the Company to incur significant expenses as a result of identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination. As a result, management has determined that the current liquidity condition of the Company raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statement does not include any adjustments that might result from the outcome of these uncertainties. As such, the accompanying financial statement has been prepared assuming the Company will continue as a going concern and does not include any adjustments that might result should the Company be required to liquidate.

Risks and Uncertainties

Various social and political circumstances in the U.S. and around the world (including wars and other forms of conflict, including rising trade tensions between the United States and China, and other uncertainties regarding actual and potential shifts in the U.S. and foreign, trade, economic and other policies with other countries, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide. Specifically, the rising conflict between Russia and Ukraine, and the rising conflicts in the Middle East, and resulting market volatility could adversely affect the Company’s ability to complete a business combination. In response to the conflict between Russia and Ukraine, the U.S. and other countries have imposed sanctions or other restrictive actions against Russia. Any of the above factors, including sanctions, export controls, tariffs, trade wars and other governmental actions, could have a material adverse effect on the Company’s ability to complete a Business Combination and the value of the Company’s securities. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying unaudited condensed financial statements include all adjustments that are of a normal recurring nature and necessary for the fair presentation of the results for the interim periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on May 4, 2026, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on May 18, 2026. The interim results for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statement with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of these unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of these unaudited condensed financial statements.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of these unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2026 and December 31, 2025.

Deferred Offering Costs

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering” and Topic 5T — “Accounting for Expenses or Liabilities Paid by Principal Stockholder(s).”

Deferred offering costs consist of costs incurred in connection with preparation for the Initial Public Offering, which include professional and registration fees incurred. Deferred offering costs, together with the underwriting discounts and commissions, were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. As of March 31, 2026 and December 31, 2025, the Company had $271,950 and $219,000, respectively, of deferred offering costs.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2026. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the unaudited condensed balance sheets, primarily due to their short-term nature.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid to transfer of a liability in an orderly transaction between market participants at the measurement date. US GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the unaudited condensed statement of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the unaudited condensed balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the unaudited condensed balance sheet date.

Warrant Instruments

The Company accounts for the Public Warrants issued in connection with the Initial Public Offering and the private placement warrants included in the Private Placement Units in accordance with the guidance contained in FASB ASC 815, “Derivatives and Hedging.” Under ASC 815-40, the Public Warrants (as defined below) and the private placement warrants meet the criteria for equity treatment and as such are recorded in shareholders’ equity. If the Public Warrants and private placement warrants no longer meet the criteria for equity treatment, they will be recorded as a liability.

Over-allotment Liability

The underwriters’ over-allotment option is deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and is accounted for as a liability pursuant to the guidance contained in FASB ASC 480, “Distinguishing Liabilities from Equity” since the Over-Allotment Option was not exercised at the time of the Initial Public Offering.

Related Parties

Related parties, which can be a corporation or individual, are considered to be related if either the Company or the other party have the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Companies are also considered to be related if they are subject to common control or significant influence.

Net Loss per Share

Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. At March 31, 2026, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Recent Accounting Standards

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07 — Segment Reporting — Improvements to Reportable Segment Disclosures (“ASU 2023-07”). This update requires public entities to disclose its significant segment expense categories and amounts for each reportable segment. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The Company adopted ASU 2020-06 as of the inception of the Company. As of March 31, 2026, the Company reported its operations as a single reportable segment, noting no disaggregation of Company activities, management or allocation of resources by geographic region, business activity or organizational method, thus this new guidance does not affect the disclosures. See Note 9 for further information.

 NOTE 3 — INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 20,000,000 Units at a purchase price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per full share, subject to adjustment. As of May 4, 2026, the Company recorded a fair value of the 20,000,000 Public Warrants of $3,219,858.

Pursuant to the partial exercise of the underwriter’s over-allotment, the Company sold 917,392 Units at a purchase price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per full share, subject to adjustment. As of May 12, 2026, the Company recorded a fair value of the 917,392 Public Warrants of $150,151.

NOTE 4 — PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Company in a private placement sold 594,500 Units at a price of $10.00 per Private Placement Unit (the “Private Placement”) to the Sponsor, a related party. Each Private Placement Unit consists of one Class A ordinary share and one warrant. The Private Placement Units are identical to the Public Units, subject to certain limited exceptions. The proceeds from the sale of the Private Placement Units were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete its initial business combination within the applicable time period, the proceeds of the sale of the private placement units held in the trust account will be used to fund the redemption of the public shares, and the private placement units (and the securities comprising such units) may expire worthless. With certain limited exceptions, the founder shares will not be transferable, assignable or salable by the Sponsor or its permitted transferees until 180 days after the completion of the initial business combination. With certain limited exceptions, the private placement units (including the securities comprising such units), are not be transferable, assignable or salable by the Sponsor or its permitted transferees until 30 days after the completion of the initial business combination. As of May 4, 2026, the Company recorded a fair value of the 594,500 Private Placement Warrants of $95,710.

Simultaneously with the closing of the partial exercise of the underwriter’s over-allotment, the Company in a private placement sold 16,054 Units at a price of $10.00 per Private Placement Unit (the “Private Placement”) to the Sponsor, a related party. Each Private Placement Unit consists of one Class A ordinary share and one warrant. The Private Placement Units are identical to the Public Units, subject to certain limited exceptions. The proceeds from the sale of the Private Placement Units were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete its initial business combination within the applicable time period, the proceeds of the sale of the private placement units held in the trust account will be used to fund the redemption of the public shares, and the private placement units (and the securities comprising such units) may expire worthless. With certain limited exceptions, the founder shares will not be transferable, assignable or salable by the Sponsor or its permitted transferees until 30 days after the completion of the initial business combination. As of May 12, 2026, the Company recorded a fair value of the 16,054 Private Placement Warrants of $2,628.

NOTE 5 — RELATED PARTIES

Founder Shares

On December 15, 2025, the Sponsor received 6,325,000 of the Company’s Class B ordinary shares (the “Founder Shares”) for $25,000. As of March 31, 2026 and December 31, 2025, the amount had not yet been paid by the Sponsor and it was recorded as a Subscription Receivable on the unaudited condensed balance sheet.

Up to 825,000 Founder Shares held by the Sponsor are subject to forfeiture by the holders thereof depending on the extent to which the Over-Allotment Option is exercised, so that the number of Founder Shares will collectively represent 25% of the Company’s issued and outstanding shares upon the completion of the Initial Public Offering. On May 8, 2026, the underwriter notified the Company of their partial exercise of the Over-Allotment Option to purchase an additional 917,392 Units at a price of $10.00 per Unit.

The Sponsor has agreed, subject to limited exceptions, not to transfer, assign or sell any of their founder shares and any Class A ordinary shares issuable upon exercise thereof until the earlier to occur of: (i) 180 days after the completion of our initial Business Combination or (ii) the date following the completion of our initial Business Combination on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property. Notwithstanding the foregoing, if the closing price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 90 days after our initial business combination, the founder shares will be released from the lockup.

General and Administrative Services

The Company entered into an agreement, commencing on the effective date of the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay the Sponsor or an affiliate thereof a monthly fee of $20,000 for office space, utilities and secretarial and administrative support.

Promissory Note – Related Party

The Sponsor has agreed to loan the Company up to $300,000 under an unsecured promissory note to be used for a portion of the Initial Public Offering expenses. These loans are non-interest bearing, unsecured and are due upon the earlier of December 15, 2026, the closing of the Initial Public Offering, or an earlier event of default. As of March 31, 2026 and December 31, 2025, the outstanding balance on the note was $374,197 and $298,431, respectively.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, the notes may be converted upon completion of a Business Combination into units at a price of $10.00 per unit. The units would be identical to the private placement units sold in the private placement. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of March 31, 2026, no Working Capital Loan agreement had been entered into and no amounts were outstanding.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any ordinary shares issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the Working Capital Loans and upon conversion of the Founder Shares) are entitled to registration rights pursuant to a registration rights agreement requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to Class A ordinary shares). The holders of these securities are entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not be required to effect or permit any registration or cause any registration statement to become effective until the securities covered thereby are released from their lock-up restrictions. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriter a 45-day option from the date of the Initial Public Offering to purchase up to 3,000,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. On May 8, 2026, the underwriter notified the Company of their partial exercise of the Over-Allotment Option to purchase an additional 917,392 Units at a price of $10.00 per Unit. The closing of the Over-Allotment Option occurred on May 12, 2026, generating gross proceeds of $9,173,920.

The underwriter received a fixed cash underwriting discount of $1,500,000 paid upon the closing of the Initial Public Offering and $68,804 upon the closing of the partial exercise of the Over-Allotment Option on May 12, 2026.

The underwriter will be entitled to a fee of up to $522,935 in the aggregate based on the amount of funds remaining in the trust account after redemptions of public shares, for deferred commissions payable upon completion of the Business Combination.

NOTE 7 — SHAREHOLDERS’ DEFICIT

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of March 31, 2026 and December 31, 2025, there were no Class A ordinary shares issued or outstanding.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of March 31, 2026 and December 31, 2025, there were 6,325,000 Class B ordinary shares issued and outstanding, up to 825,000 of which are subject to forfeiture by the Sponsor depending on the extent to which the Over-Allotment Option is exercised. As of May 12, 2026, the underwriter had partially exercised the Over-Allotment Option.

Only holders of the Class B ordinary shares will have the right to vote on the appointment of directors prior to the Business Combination. Holders of ordinary shares will vote together as a single class on all matters submitted to a vote of the Company’s shareholders except as otherwise required by law. In connection with the Company’s initial Business Combination, it may enter into a shareholders agreement or other arrangements with the shareholders of the target or other investors to provide for voting or other corporate governance arrangements that differ from those in effect upon completion of the Initial Public Offering.

The Founder Shares are designated as Class B ordinary shares and will automatically convert at a ratio of one-for-one into Class A ordinary shares (which such Class A ordinary shares delivered upon conversion will not have redemption rights or be entitled to liquidating distributions from the Trust Account if the Company does not consummate an initial Business Combination) at the time of the Company’s initial Business Combination.

NOTE 8 — WARRANTS

There were no warrants outstanding as of March 31, 2026 and December 31, 2025.

In connection with the Initial Public Offering and the partial exercise of the Over-Allotment Option by the underwriters, there were 21,527,946 warrants outstanding as of May 12, 2026.

Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

The Company is not obligated to deliver any Class A ordinary share pursuant to the exercise of a Public Warrant and will have no obligation to settle such Public Warrant exercise unless a registration statement under the Securities Act covering the issuance of the Class A ordinary shares issuable upon exercise of the warrants is then effective and a current prospectus relating to those Class A ordinary shares is available, subject to the Company satisfying its obligations with respect to registration, or a valid exemption from registration is available. No warrant will be exercisable for cash or on a cashless basis, and the Company is not obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of residence of the exercising holder, or an exemption from registration is available.

The Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of our initial business combination, the Company will use its commercially reasonable efforts to file with the SEC a post-effective amendment to the IPO Registration Statement or a new registration statement and have an effective registration statement covering the Class A ordinary shares issuable upon exercise of the warrants and to maintain a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective within 60 business days after the closing of our initial business combination, warrant holders may, until such time as there is an effective registration statement and during any period when we will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption.

Redemption of Warrants When the Price per Class A ordinary share Equals or Exceeds $18.00 — Once the warrants become exercisable, the Company may redeem the outstanding Public Warrants:

●	in whole and not in part;

●	at a price of $0.01 per Public Warrant;

●	upon a minimum of 30 days’ prior written notice of redemption, or the 30-day redemption period to each warrant holder; and

●	if, and only if, the last reported sale price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for share splits, share dividends, reorganization, recapitalizations and the like) for any 10 trading days within a 20-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to warrant holders.

If and when the warrants become redeemable, the Company may not exercise its redemption right if the issuance of ordinary shares upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws or the Company is unable to effect such registration or qualification. The Company will use its best efforts to register or qualify such ordinary shares under the blue sky laws of the state of residence in those states in which the warrants were offered in the Initial Public Offering.

If the Company calls the warrants for redemption as described in this paragraph, it will have the option to require any holder that wishes to exercise their warrant following the notice of redemption to do so on a cashless basis. In the case of such a cashless exercise, each holder would pay the exercise price by surrendering the Public Warrants for that number of Class A ordinary shares equal to the quotient obtained by dividing (x) the product of the number of Class A ordinary shares underlying the warrants, multiplied by the excess of the “fair market value” less the exercise price of the warrants by (y) the fair market value. The “fair market value” as used in the preceding sentence shall mean the reporting closing price of the Class A ordinary shares for the 10 trading days ending on the third trading day prior to the date on which the notice of exercise is received by the warrant agent or on which the notice of redemption is sent to the holders of the warrants, as applicable.

The Company has established the last of the redemption criterion discussed above to prevent a redemption call unless there is at the time of the call a significant premium to the warrant exercise price. If the foregoing conditions are satisfied and the Company issues a notice of redemption of the warrants, each warrant holder will be entitled to exercise his, her or its warrant prior to the scheduled redemption date. However, the price of the Class A ordinary shares may fall below the $18.00 redemption trigger price (as adjusted for share sub-divisions, share capitalizations, share consolidations, reorganizations, recapitalizations and the like), as well as the $11.50 warrant exercise price after the redemption notice is issued.

In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial business combination at a Newly Issued Price of less than $9.20 per Class A ordinary share, (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds (including from such issuances and the Initial Public Offering), and interest thereon, available for the funding of the initial business combination on the date of the consummation of the initial business combination (net of redemptions), and (z) the Market Value of our Class A ordinary shares is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger prices will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

The Private Placement Units are identical to the Public Units except that, so long as they are held by the Sponsor or its permitted transferees, the Private Placement Units (and the securities comprising such units) (i) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the initial business combination, and (ii) are entitled to registration rights.

NOTE 9 — SEGMENT INFORMATION

ASC Topic 280, Segment Reporting, establishes standards for companies to report, in their financial statement, information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

The Company’s chief operating decision maker (“CODM”) has been identified as the Chief Executive Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one reporting segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statement of operations as net income or loss. The measure of segment assets is reported on the balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income or loss and total assets.

Formation and operating expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination or similar transaction within the business combination period. The CODM also reviews formation and operating expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. Formation and operating expenses, as reported on the statement of operations, are the significant segment expenses provided to the CODM on a regular basis.

	March 31,	December 31,
	2026	2025
	(unaudited)
ASSETS
Current Assets:
Cash	$89,031	$89,031
Prepaid expenses	12,779	4,048
Subscription receivable	25,000	25,000
Due from Vendor	100	100
Total Current Assets	126,910	118,179

Deferred offering costs	271,950	219,000
Total Assets	$398,860	$337,179

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accrued expenses	$62,207	$32,707
Accrued offering costs	63,427	59,000
Promissory note – related party	374,197	298,431
Total Current Liabilities	499,831	390,138
Commitments and contingencies (Note 6)
Shareholders’ Deficit:
Class A ordinary shares, $0.0001 par value, 500,000,000 shares authorized, none issued or outstanding at March 31, 2026 and December 31, 2025	—	—
Class B ordinary shares, $0.0001 par value, 50,000,000 shares authorized, 6,325,000 shares issued and outstanding at March 31, 2026 and December 31, 2025(1)	633	633
Additional paid-in capital	24,367	24,367
Accumulated deficit	(125,971)	(77,959)
Total Shareholders’ Deficit	(100,971)	(52,959)
Total Liabilities and Shareholders’ Deficit	$398,860	$337,179

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the unaudited condensed balance sheet date through June 12, 2026, the date that the unaudited condensed financial statements were available to be issued. Based upon this review, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements, except for the below.

The Company consummated its Initial Public Offering on May 4, 2026 and on May 8, 2026, the underwriters did a partial exercise of the over-allotment (see Notes 3 and 4). Transaction costs amounted to $2,702,869, consisting of $1,568,804 cash underwriting fee, $522,935 deferred underwriter fee and $611,130 of other offering costs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this Quarterly Report on Form 10-Q (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Quantum Leap Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Paddington Partners 88 LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report on Form 10-Q. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements under this Item regarding our financial position, business strategy and the plans and objectives of Management for future operations, are forward-looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our Management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our Management, as well as assumptions made by, and information currently available to, our Management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto included in this Report under “Item 1. Financial Statements”.

Overview

We are a blank check company incorporated in the Cayman Islands on December 5, 2025, formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or other similar Business Combination with one or more businesses. We intend to effectuate our Business Combination using cash derived from the proceeds of the Initial Public Offering and the sale of the Private Placement Units, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Recent Developments

On May 4, 2026, we consummated our Initial Public Offering of 20,000,000 units at $10.00 per Unit, generating gross proceeds to the Company of $200,000,000. Each Unit consists of one Class A Ordinary Share and one redeemable Warrant, with each whole Warrant entitling the holder thereof to purchase one Class A Ordinary Share for $11.50 per share.

Simultaneously with the closing of the Initial Public Offering, we completed the private sale of 594,500 private placement units at $10.00 per Private Placement Unit, to our Sponsor for an aggregate purchase price of $5,945,000.

On May 8, 2026, the underwriter notified us of their partial exercise of the Over-Allotment Option to purchase an additional 917,392 Units at a price of $10.00 per Unit. The closing of the Over-Allotment Option occurred on May 12, 2026, generating gross proceeds of $9,334,460, inclusive of $160,540 in proceeds from the sale of 16,054 Private Placement Units to our Sponsor.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from December 5, 2025 (inception) through March 31, 2026 were organizational activities and those necessary to prepare for the Initial Public Offering, described below. We do not expect to generate any operating revenues until after the completion of our Business Combination. Following our Initial Public Offering, we generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2026, we had a net loss of $48,012, which is comprised of operating costs.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of shares of Class B Ordinary Shares by the Sponsor and loans from the Sponsor.

Subsequent to the end of the quarterly period covered by this Report, on May 4, 2026, we consummated our Initial Public Offering of 20,000,000 Units at a price of $10.00 per Unit, generating gross proceeds to us of $200,000,000. We granted the underwriter a 45-day option from the date of the Initial Public Offering to purchase up to 3,000,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. On May 8, 2026, the underwriter notified us of their partial exercise of the Over-Allotment Option to purchase an additional 917,392 Units at a price of $10.00 per Unit. The closing of the Over-Allotment Option occurred on May 12, 2026, generating gross proceeds of $9,173,920. The total aggregate issuance by us of 20,917,392 at a price of $10.00 per Unit resulted in total gross proceeds deposited into our trust account of $209,173,920.

Simultaneously with the closing of the Initial Public Offering, we completed the private sale of 594,500 private placement units at $10.00 per Private Placement Unit, to our Sponsor for an aggregate purchase price of $5,945,000. On May 8, 2026, simultaneously with the sale of the Over-Allotment Option units, we consummated the private sale of an additional 16,054 Private Placement Units to our Sponsor, generating gross proceeds of $160,540. The net proceeds were transferred into our trust account as of May 12, 2026.

Following the IPO and the sale of the Private Placement Units, including the sale of the Over-Allotment Option Units, a total of $211,265,659 was placed in the Trust Account, and the Company had $1,594,744 of cash held outside of the Trust Account, after payment of costs related to the Initial Public Offering, and available for working capital purposes. We incurred transaction costs of $2,702,869, consisting of $1,568,804 cash underwriting fee, $522,935 deferred underwriter fee and $611,130 of other offering costs. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions and taxes payable), to complete our initial Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

In order to finance working capital deficit or to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor may, but are not obligated to, loan us funds as may be required. If we complete the initial Business Combination, we would repay the Working Capital Loans. In the event that the initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of the Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Placement Units.

We believe that amounts not held in Trust Account will be sufficient to pay the costs and expenses to which such proceeds are allocated that are payable prior to the closing of our initial Business Combination. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon completion of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

We may need to raise additional capital through loans or additional investments from our Sponsor, shareholders, officers, directors, or third parties. Our officers, directors and our Sponsor may, but are not obligated to, loan us funds as may be required. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern for a reasonable period of time which is considered to be one year from the date of the issuance of the unaudited condensed financial statements, the date that we will be required to cease all operations, except for the purpose of winding up, if a Business Combination is not consummated. The unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than monthly administrative services of $20,000 for office space, utilities and secretarial and administrative support. We began incurring these fees on May 4, 2026, and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation.

The underwriters are entitled to a fee of up to $522,935 in the aggregate based on the amount of funds remaining in the trust account after redemptions of public shares, for deferred commissions payable upon completion of the Business Combination.

Critical Accounting Policies

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Net Loss per Share

Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. At March 31, 2026, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to Management, including our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of the end of the quarterly period ended March 31, 2026.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

To the knowledge of our Management Team, there is no material litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. For additional risks relating to our operations, other than as set forth below, see the section titled “Risk Factors” contained in our IPO Registration Statement. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Changes in international trade policies, including the imposition, invalidation and potential re-impositio of tariffs, may have a material adverse effect on our search for an initial Business Combination target or the performance or business prospects of a post-Business Combination company.

The U.S. tariff landscape has been subject to significant change and legal uncertainty. On February 20, 2026, the U.S. Supreme Court held that the International Emergency Economic Powers Act (“IEEPA”) does not authorize the imposition of tariffs, invalidating the tariffs that had been imposed under that authority. Following that decision, the IEEPA tariffs were revoked and a temporary global tariff surcharge was imposed under Section 122 of the Trade Act of 1974, while tariffs imposed under Section 232 of the Trade Expansion Act of 1962 and Section 301 of the Trade Act of 1974 remained in place.  The Section 122 tariffs have themselves been challenged, with the U.S. Court of International Trade holding in May 2026 that they were not authorized, a ruling that has been appealed and administratively stayed pending appeal. Additional tariffs may be pursued under other statutory authorities, including new investigations under Section 301. As a result, the scope, magnitude, duration and legal basis of U.S. tariffs remain uncertain, and tariffs that have been invalidated may be replaced or re-imposed under other authorities.  These conditions, and any resulting retaliatory measures by other countries, could adversely affect economic conditions generally, the industries and prospects of potential target businesses, the cost and availability of financing, and our ability to identify, negotiate and complete an initial Business Combination on favorable terms or at all.

Tariffs, or the threat of tariffs or increased tariffs, could have a significant negative impact on certain businesses (either due to domestic businesses’ reliance on imported goods or dependence on access to foreign markets, or foreign businesses’ reliance on sales into the United States). In addition, retaliatory tariffs could have a significant negative impact on foreign businesses that rely on imports from the United States, and domestic businesses that rely on exporting goods internationally. These tariffs and threats of tariffs and other potential trade policy changes could negatively affect the attractiveness of certain initial Business Combination targets, or lead to material adverse effects on a post-Business Combination company. Among other things, historical financial performance of companies affected by trade policies and/or tariffs may not provide useful guidance as to the future performance of such companies, because future financial performance of those companies may be materially affected by new U.S. tariffs or foreign retaliatory tariffs, or other changes to trade policies. The business prospects of a particular target for a Business Combination could change even after we enter into a Business Combination agreement, as a result of tariffs or the threat of tariffs that may have a material impact on that target’s business, and it may be costly or impractical for us to terminate that Business Combination agreement.  These factors could affect our selection of a Business Combination target.

We may not be able to adequately address the risks presented by these tariffs or other potential trade policy changes. As a result, we may deem it costly, impractical or risky to complete an initial Business Combination with a particular target or with a target in a particular industry or from a particular country. Consequently, the pool of potential target companies may be reduced, which could impair our ability to identify a suitable target and to complete an initial Business Combination.  If we complete an initial Business Combination with such a target, the post-Business Combination company’s operations and financial results could be adversely affected as a result of tariffs or changes to trade policies, which may cause the market value of the securities of the post-Business Combination company to decline.

We may seek to extend the Combination Period, which could reduce the amount held in our Trust Account and have adverse effects on our Company.

If we are unable to consummate our initial Business Combination on or before November 4, 2027, we may seek shareholder approval to extend the Combination Period by amending our Amended and Restated Articles. In such event, our Public Shareholders will be provided the opportunity to have all or a portion of their Public Shares redeemed. Any redemptions will reduce the amount held in our Trust Account, the effect of which may adversely affect our ability to consummate our initial Business Combination and may also impair our ability to maintain our NYSE listing.

We anticipate that our securities will be suspended from trading on NYSE and delisted if we do not consummate our initial Business Combination by 36-Month Date. Any trading suspension or delisting could have a material adverse effect on the trading of our securities and may adversely affect our ability to consummate an initial Business Combination.

Our IPO Registration Statement was declared effective by the SEC on April 22, 2025 and our securities are currently listed on the New York Stock Exchange. Pursuant to our Amended and Restated Articles, we currently have until November 4, 2027 to consummate our initial Business Combination.

Under the NYSE Rules, a SPAC’s NYSE-listed securities will be immediately suspended from trading if the SPAC does not meet the NYSE 36-Month Requirement, and NYSE will, at such point, commence delisting procedures. Although a SPAC can request a hearing before the hearing panel of NYSE (the “Hearing Panel”), the scope of the Hearing Panel’s review is limited. If a SPAC completes a Business Combination after receiving a delisting determination by the staff of the Listing Qualifications Department of NYSE (a “Staff Delisting Determination”) and/or demonstrates compliance with all applicable initial listing requirements, the combined company can apply to list its securities on NYSE pursuant to the normal application review process. The NYSE Rules contain a list of deficiencies that would immediately result in a Staff Delisting Determination, which includes noncompliance with the NYSE 36-Month Requirement.

Accordingly, were we to amend our Amended and Restated Articles to extend the date by which we are permitted to consummate our initial Business Combination, we would still need to consummate our initial Business Combination on or prior to 36-Month Date in order to avoid a suspension of our securities from trading on and delisting from NYSE. If NYSE were to suspend our securities from trading and delist our securities, our securities could potentially be quoted on an over-the-counter market. Even if our securities are then quoted on an over-the-counter market, our NYSE suspension and delisting could have significant material adverse consequences, including:

●	making our securities appear to be less attractive to potential target companies than the securities of an exchange listed SPAC;

●	limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	the possibility that our Class A Ordinary Shares would be deemed “penny stock,” which will require brokers trading in our Class A Ordinary Shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	limited news and analyst coverage; and

●	decreased ability to issue additional securities or obtain additional financing in the future.

In addition, if our securities are delisted from NYSE, trading in our securities, and offers and sales of our securities by us, may be subject to state securities regulation and additional compliance costs.

Certain agreements related to the Initial Public Offering may be amended, or their provisions waived, without shareholder approval.

Certain of the agreements related to the Initial Public Offering to which we are a party may be amended, or their provisions waived, without shareholder approval. Such agreements include the (i) Underwriting Agreement, (ii) the Letter Agreement, (iii) the Registration Rights Agreement, (iii) the Private Placement Warrants Purchase Agreements (iv) the Administrative Services Agreement. These agreements contain various provisions that our Public Shareholders might deem to be material. For example, our Letter Agreement and the Underwriting Agreement contain certain lock-up provisions with respect to the Founder Shares and other securities held by our Sponsor, officers and directors, subject to certain exceptions. Amendments or waivers to such agreements would require the consent of the applicable parties thereto and, in certain cases, the consent of the underwriters of the Initial Public Offering. Any such modification, such as an amendment to shorten lock-up restrictions, may benefit our Sponsor, officers and/or directors. Any such amendments would not require approval from our shareholders, may result in the completion of our initial Business Combination that may not otherwise have been possible, and may have an adverse effect on the value of an investment in our securities. For example, although we would not amend lock-up provisions to permit securities held by Sponsor to be freely sold prior to our initial Business Combination, we may amend such provisions to permit them to be freely sold after the Business Combination earlier than they would otherwise be permitted, which may have an adverse effect on the price of our securities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Initial Public Offering and Private Placement

There were no sales of unregistered securities during the quarterly period covered by the Report. However, simultaneously with the closing of the Initial Public Offering, we completed the private sale of 594,500 private placement units at $10.00 per Private Placement Unit, to our Sponsor for an aggregate purchase price of $5,945,000. On May 8, 2026, simultaneously with the sale of the Over-Allotment Option units, we consummated the private sale of an additional 16,054 Private Placement Units to our Sponsor, generating gross proceeds of $160,540.

On May 4, 2026, we consummated our Initial Public Offering of 20,000,000 units at $10.00 per Unit, generating gross proceeds to the Company of $200,000,000.

On May 8, 2026, the underwriter notified us of their partial exercise of the Over-Allotment Option to purchase an additional 917,392 Units at a price of $10.00 per Unit. The closing of the Over-Allotment Option occurred on May 12, 2026, generating gross proceeds of $9,173,920. As of May 12, 2026, aggregate net proceeds of $211,265,659 from the Initial Public Offering, Private Placement Unit sale, and the exercise of the underwriters’ Over-Allotment option were transferred into our Trust Account with Continental Stock Transfer & Trust Company acting as trustee and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to our shareholders, as described in the IPO Registration Statement. The proceeds deposited in the Trust Account could become subject to the claims of creditors, if any, which could have priority over the claims of public shareholders.

The remaining proceeds from the Initial Public Offering and the Private Placement are held outside the Trust Account. Such funds are being used primarily to enable us to identify a target and to negotiate and consummate our initial Business Combination.

There has been no material change in the planned use of the proceeds from our Initial Public Offering and the Private Placement as described in the IPO Registration Statement. The specific investments in our Trust Account may change from time to time.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Report on Form 10-Q.

Exhibit No.	Description

1.1	Underwriting Agreement, dated April 30, 2026, by and between the A.G.P./Alliance Global Partners, as representative of the several underwriters. (incorporated by reference to Exhibit 1.1 of the Company’s Form 8-K filed with the SEC on May 6, 2026)
3.1	Amended and Restated Memorandum and Articles of Association of the Company. (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed with the SEC on May 6, 2026)
4.1	Warrant Agreement, dated May 4, 2026, by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed with the SEC on May 6, 2026)
10.1	Investment Management Trust Agreement, May 4, 2026, by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on May 6 2026)
10.2	Registration Rights Agreement, dated May 4, 2026, by and among the Company, the Sponsor, and A.G.P./Alliance Global partners, as representatives of the several underwriters. (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the SEC on May 6, 2026)
10.3	Private Placement Units Purchase Agreement, dated May 4, 2026, between the Company and the Sponsor (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed with the SEC on May 6, 2026)
10.4	Form of Advisory Agreement between the Company and each of its advisors (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed with the SEC on May 6, 2026)
10.5	Letter Agreement, dated May 4, 2026, by and among the Company, Sponsor, and each of its officers, directors. (incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K filed with the SEC on May 6, 2026)
10.6	Form of Indemnity Agreement. (incorporated by reference to Exhibit 10.6 of the Company’s Form 8-K filed with the SEC on May 6, 2026)
10.7	Administrative Services Agreement, dated May 4, 2026, between the Company and Paddington Partners 88 LLC (incorporated by reference to Exhibit 10.7 of the Company’s Form 8-K, filed with the SEC on May 6, 2026)
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUANTUM LEAP ACQUISITION CORP

Date: June 12, 2026	By:	/s/ Kervin Pillay
	Name:	Kervin Pillay
	Title:	Chief Executive Officer

Date: June 12, 2026	By:	/s/ Haydar Haba
	Name:	Haydar Haba
	Title:	Chief Financial Officer

