Form 10-Q
period 2026-06-30
Quantum Leap Acquisition Corp
filed 2026-08-14
CIK 2102155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of August 14, 2026, there were 23,654,500 Class A ordinary shares, par value $0.0001 per share, and 6,325,000 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

QUANTUM LEAP ACQUISITION CORP

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

i

Unless otherwise stated in this Report (as defined below), or the context otherwise requires, references to:

●	“2024 SPAC Rules” are to the rules and regulations for SPACs (as defined below) adopted by the SEC on January 24, 2024, which became effective on July 1, 2024;

●	“Adeptus” are to Adeptus Partners, LLC, our independent registered public accounting firm;

●	“Amended and Restated Articles” are to our Amended and Restated Memorandum and Articles of Association, as currently in effect;

●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

●	“ASU” are to the FASB Accounting Standards Update;

●	“Board of Directors” or “Board” are to our board of directors;

●	“Business Combination” are to a merger, capital share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;

●	“Class A Ordinary Shares” are to our Class A ordinary shares, par value $0.0001 per share;

●	“Class B Ordinary Shares” are to our Class B ordinary shares, par value $0.0001 per share;

●	“Combination Period” are to the eighteen-month period, from the closing of the Initial Public Offering (as defined below) to November 4, 2027 (or such earlier date as determined by the Board) that we have to consummate an initial Business Combination; provided that the Combination Period may be extended pursuant to an amendment to the Amended and Restated Articles and consistent with applicable laws, regulations and stock exchange rules;

●	“Companies Act” are to the Companies Act (As Revised) of the Cayman Islands, as may be amended from time to time;

●	“Company,” “our,” “we” or “us” are to Quantum Leap Acquisition Corp, a Cayman Islands exempted company;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our Trust Account (as defined below) and warrant agent of our Public Warrants (as defined below);

●	“Deferred Fee” are to the additional fee of up to $575,000 in the aggregate to which the underwriters to the Initial Public Offering are entitled that is payable only upon our completion of the initial Business Combination and based on the amount of funds remaining in the Trust Account (as defined below) after redemptions of public shares;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“FASB” are to the Financial Accounting Standards Board;

●	“Founder Shares” are to the Class B Ordinary Shares initially purchased by our Sponsor prior to the Initial Public Offering and the Class A Ordinary Shares that will be issued upon the automatic conversion of the Class B Ordinary Shares at the time of our Business Combination as described herein (for the avoidance of doubt, such Class A Ordinary Shares will not be “Public Shares” (as defined below));

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“Initial Public Offering” or “IPO” are to the initial public offering that we consummated on May 4, 2026;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC on February 10, 2026, as amended, and declared effective on April 30, 2026 (File No. 333-293359);

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

●	“Letter Agreement” are to the Letter Agreement, dated May 4, 2026, which we entered into with our Sponsor and our directors and officers;

●	“Management” or our “Management Team” are to our executive officers and directors;

●	“NYSE” are to the New York Stock Exchange;

●	“NYSE 36-Month Requirement” are to the requirement pursuant to the NYSE Rules (as defined below) that a SPAC must complete one or more Business Combinations within 36 months following the effectiveness of its initial public offering registration statement;

●	“NYSE Rules” are to the continued listing rules of NYSE, as they exist as of the date of this Report;

●	“Ordinary Shares” are to the Class A Ordinary Shares and the Class B Ordinary Shares, together;

●	“Over-Allotment Option” are to the 45-day option that the underwriters of the Initial Public Offering had to purchase up to an additional 3,000,000 Units to cover over-allotments, if any, pursuant to the Underwriting Agreement (as defined below), which was partially exercised;

●	“Private Placement” are to the private placement of Private Placement Units (as defined below) that occurred simultaneously with the closing of our Initial Public Offering;

●	“Private Placement Units” are to the warrants issued to our Sponsor (including those issued indirectly to the non-managing sponsor investors) and the underwriters of the Initial Public Offering in the Private Placement;

●	“Private Placement Units Purchase Agreement” are to the Private Placement Units Purchase Agreement, dated May 4, 2026, by and between us and the Sponsor.

●	“Public Shares” are to the Class A Ordinary Shares sold as part of the Public Units (as defined below) in our Initial Public Offering (whether they were purchased in our Initial Public Offering or thereafter in the open market);

●	“Public Shareholders” are to the holders of our Public Shares, including our initial shareholders, Management and any non-managing sponsor investors to the extent our initial shareholders, members of Management, and/or any non-managing sponsor investors purchase public shares, provided that the each initial shareholder’s, member of Management, and any non-managing sponsor investors’ status as a “Public Shareholder” will only exist with respect to such Public Share;

●	“Public Units” are to the units sold in our Initial Public Offering, which consist of one Public Share and one-half of one Public Warrant;

●	“Public Warrants” are to the redeemable warrants sold as part of the Public Units in our Initial Public Offering (whether they were subscribed for in our Initial Public Offering or purchased in the open market);

●	“Registration Rights Agreement” are to the Registration Rights Agreement, dated May 4, 2026, which we entered into with the Sponsor and the holders party thereto;

●	“Report” are to this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026;

●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“SPAC” are to a special purpose acquisition company;

●	“Sponsor” are to Paddington Partners 88 LLC, a Cayman Islands limited liability company;

●	“Trust Account” are to the U.S.-based trust account in which an amount of $232,300,000 from the net proceeds of the sale of the Public Units in the Initial Public Offering and the Private Placement Units in the Private Placement was placed following the closing of the Initial Public Offering and the full exercise of the Over-Allotment Option;

●	“Trust Agreement” are to the Investment Management Trust Agreement, dated May 4, 2026, which we entered into with Continental, as trustee of the Trust Account;

●	“Units” are to the units sold in our Initial Public Offering, which consist of one Class A ordinary share and one redeemable warrant;

●	“Warrants” are to the Private Placement Warrants and the Public Warrants, together; and

●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our directors and officers may, but are not obligated to, loan us.

QUANTUM LEAP ACQUISITION CORP

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2026	2025
	(unaudited)
ASSETS
Current Assets:
Cash	$1,257,143	$89,031
Prepaid expenses	225,087	4,048
Subscription receivable	—	25,000
Due from Sponsor	181,099	—
Due from Vendor	—	100
Total Current Assets	1,663,329	118,179

Deferred offering costs	—	219,000
Investments held in Trust Account	233,314,639	—
Total Assets	$234,977,968	$337,179

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accrued expenses	$191,888	$32,707
Accrued offering costs	9,000	59,000
Promissory note – related party	—	298,431
Total Current Liabilities	200,888	390,138

Deferred underwriting commissions	575,000	—
Total Liabilities	775,888	390,138

Commitments and contingencies (Note 6)
Class A ordinary shares subject to possible redemption; 23,000,000 and 0 shares (at redemption value of $10.14 and $0 at June 30, 2026 and December 31, 2025, respectively)	233,314,639	—
Shareholders’ Equity (Deficit):
Class A ordinary shares, $0.0001 par value, 500,000,000 shares authorized, 654,500 and 0 issued and outstanding at June 30, 2026 and December 31, 2025, respectively	65	—
Class B ordinary shares, $0.0001 par value, 50,000,000 shares authorized, 6,325,000 shares issued and outstanding at June 30, 2026 and December 31, 2025(1)	633	633
Additional paid-in capital	343,533	24,367
Retained earnings (accumulated deficit)	543,210	(77,959)
Total Shareholders’ Equity (Deficit)	887,441	(52,959)
Total Liabilities and Shareholders’ Equity (Deficit)	$234,977,968	$337,179

See accompanying notes to the unaudited condensed financial statements.

QUANTUM LEAP ACQUISITION CORP

CONDENSED STATEMENT OF OPERATIONS

(unaudited)

	For the Three Months Ended	For the Six Months Ended
	June 30,	June 30,
	2026	2026
Formation and operating expenses	$345,458	393,470
TOTAL EXPENSES	345,458	393,470

OTHER INCOME (LOSS)
Interest income earned on investments held in Trust Account	1,014,639	1,014,639
TOTAL OTHER INCOME	1,014,639	1,014,639

Net income	$669,181	$621,169

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	13,396,799	6,735,407
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.06	$0.12
Basic and diluted weighted average shares outstanding, Class A and B ordinary shares not subject to redemption	6,716,021	6,521,591
Basic and diluted net (loss) per share, Class A and B ordinary shares not subject to redemption	$(0.02)	$(0.03)

See accompanying notes to the unaudited condensed financial statements.

QUANTUM LEAP ACQUISITION CORP

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

(unaudited)

					Additional	Retained Earnings	Shareholders’
	Class A Ordinary Shares		Class B Ordinary Shares		Paid-In	(Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit)	(Deficit)
Balance, January 1, 2026	—	$—	6,325,000	$633	$24,367	$(77,959)	$(52,959)
Net loss	—	—	—	—	—	(48,012)	(48,012)
Balance, March 31, 2026	—	$—	6,325,000	$633	$24,367	$(125,971)	$(100,971)
Proceeds from Private Placement	594,500	59	—	—	5,944,941	—	5,945,000
Proceeds from Private Placement – Over-allotment	16,054	2	—	—	160,538	—	160,540
Proceeds from Private Placement – Over-allotment II	43,946	4	—	—	439,456	—	439,460
Fair value of Public Warrants	—	—	—	—	3,219,858	—	3,219,858
Fair value of Public Warrants – Over-allotment	—	—	—	—	150,151	—	150,151
Fair value of Public Warrants – Over-allotment II	—	—	—	—	563,997	—	563,997
Offering costs allocated to Private Placement	—	—	—	—	(48,700)	—	(48,700)
Accretion of carrying value to redemption value	—	—	—	—	(9,096,436)	—	(9,096,436)
Remeasurement of Class A ordinary shares to redemption value (interest earned on Trust)	—	—	—	—	(1,014,639)	—	(1,014,639)
Net income	—	—	—	—	—	669,181	669,181
Balance, June 30, 2026	654,500	$65	6,325,000	$633	$343,533	$543,210	$887,441

See accompanying notes to the unaudited condensed financial statements.

QUANTUM LEAP ACQUISITION CORP

CONDENSED STATEMENT OF CASH FLOWS

(unaudited)

For the
Six Months Ended
June 30, 2026
Cash Flows from Operating Activities:
Net income	$621,169
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(1,014,639)
Changes in operating assets and liabilities:
Prepaid expenses	(211,296)
Due from Vendor	100
Accrued expenses	159,181
Net Cash used in Operating Activities	(445,485)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(232,300,000)
Net Cash used in Investing Activities	(232,300,000)

Cash Flows from Financing Activities:
Proceeds from the sale of IPO units	230,000,000
Payment of promissory note – related party	(452,246)
Proceeds from sale of private placement units	6,363,901
Proceeds received from subscription receivable	25,000
Expenses paid on behalf of the Company by the Sponsor	128,578
Payment of offering costs	(2,151,636)
Net Cash Provided by Financing Activities	233,913,597
Net change in cash	1,168,112
Cash at beginning of period	89,031
Cash at end of period	$1,257,143

Supplemental disclosure of non-cash financing activities:
Accretion for Class A Ordinary Shares to redemption amount	$1,014,639
Prepaid expenses applied to offering costs	$15,494
Deferred underwriting fee	$575,000
Due from Sponsor (private placement subscription receivable)	$181,099
Prepaid expenses paid by Sponsor	$25,237

See accompanying notes to the unaudited condensed financial statements.

QUANTUM LEAP ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026 (UNAUDITED)

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

As of June 30, 2026, the Company had not commenced any operations. All activity for the period from December 5, 2025 (inception) through June 30, 2026, relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

On May 8, 2026, the underwriter notified the Company of their partial exercise of the over-allotment option to purchase an additional 917,392 Units at a price of $10.00 per Unit. The closing of the over-allotment option occurred on May 12, 2026, generating gross proceeds of $9,334,460, inclusive of $160,540 in proceeds from the sale of 16,054 Private Placement Units to the Sponsor. The net proceeds were transferred into the Company’s trust account as of May 12, 2026.

On June 22, 2026, the underwriter notified the Company of their full exercise of the remaining over-allotment option to purchase an additional 2,082,608 Units at a price of $10.00 per Unit. The closing of the over-allotment option occurred on June 22, 2026, generating gross proceeds of $21,265,540, inclusive of $439,460 in proceeds from the sale of 43,946 Private Placement Units to the Sponsor. The net proceeds were transferred into the Company’s trust account as of June 22, 2026.

Transaction costs amounted to $2,911,130, consisting of $1,725,000 cash underwriting fee, $575,000 deferred underwriter fee and $611,130 of other offering costs.

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

Going Concern Considerations

At June 30, 2026, the Company had cash of $1,257,143, and working capital of $1,462,441.

Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to provide the Company Working Capital Loans (as defined in Note 5).

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on May 4, 2026, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on May 18, 2026. The interim results for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2026 and December 31, 2025.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation (“FDIC) limit and investment held in the trust with a financial institution, which, at times, may exceed the Securities Investor Protection Corporation (“SIPC”) limit. As of June 30, 2026, the investment held in the trust in excess of the SIPC limit was $233,064,639. As of June 30, 2026, the cash in excess of the FDIC limit was $1,007,143. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Offering Costs Associated with the Initial Public Offering

The offering costs consisted of legal, accounting, underwriting and other costs incurred that were directly related to the Initial Public Offering and that were charged to shareholders’ equity upon the completion of the Initial Public Offering.

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. Financial Accounting Standards Board (“FASB”) ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate the Initial Public Offering proceeds from the Units between ordinary shares and warrants, using the residual method by allocating the Initial Public Offering proceeds first to assigned value of the warrants and then to the ordinary shares. Offering costs allocated to the Public Shares are charged to temporary equity and offering costs allocated to the Public and Private Placement Warrants are charged to shareholders’ equity as Public and Private Placement Warrants after management’s evaluation are accounted for under equity treatment.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2026. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements.

Investments Held in Trust Account

As of June 30, 2026, the Company had $233,314,639 invested in mutual funds held in the Trust Account.

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding for the period. The remeasurement adjustment associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted income per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering and (ii) the Private Placement. As of June 30, 2026 the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and subsequently share in the earnings of the Company.

The following tables reflect the calculation of basic and diluted net income per ordinary share.

	Three Months Ended
	June 30, 2026
	Redeemable	Non-redeemable
Basic and diluted net income (loss) per ordinary share numerator:
Interest income	$1,014,639	$-
Less: Allocation of expenses	(230,104)	(115,354)
Total	$784,535	$(115,354)

Basic and diluted net income (loss) per ordinary share denominator:
Weighted-average ordinary shares outstanding	13,396,799	6,716,021
Basic and diluted net income (loss) per ordinary share	$0.06	$(0.02)

	Six Months Ended
	June 30, 2026
	Redeemable	Non-redeemable
Basic and diluted net income (loss) per ordinary share numerator:
Interest income	$1,014,639	$-
Less: Allocation of expenses	(199,908)	(193,562)
Total	$814,731	$(196,562)

Basic and diluted net income (loss) per ordinary share denominator:
Weighted-average ordinary shares outstanding	6,735,407	6,521,591
Basic and diluted net income (loss) per ordinary share	$0.12	$(0.03)

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

Class A Ordinary Shares Subject to Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies public shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of June 30, 2026, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet.

The Class A ordinary shares subject to redemption reflected in the condensed balance sheet are reconciled in the following table:

Gross proceeds	$230,000,00
Less: Proceeds allocated to public warrants	(3,219,858)
Less: Proceeds allocated to public warrants – over-allotment	(150,151)
Less: Proceeds allocated to public warrants – over-allotment II	(563,997)
Less: Class A ordinary share issuance costs	(2,862,430)
Add: Accretion of carrying value to redemption value	9,096,436
Add: Remeasurement of Class A ordinary shares to redemption value (interest earned on Trust)	1,014,639
Class A ordinary shares subject to possible redemption – June 30, 2026	$233,314,639

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

Recent Accounting Standards

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07 — Segment Reporting — Improvements to Reportable Segment Disclosures (“ASU 2023-07”). This update requires public entities to disclose its significant segment expense categories and amounts for each reportable segment. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The Company adopted ASU 2020-06 as of the inception of the Company. As of June 30, 2026, the Company reported its operations as a single reportable segment, noting no disaggregation of Company activities, management or allocation of resources by geographic region, business activity or organizational method, thus this new guidance does not affect the disclosures. See Note 9 for further information.

NOTE 3 — INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 20,000,000 Units at a purchase price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per full share, subject to adjustment. As of May 4, 2026, the Company recorded a fair value of the 20,000,000 Public Warrants of $3,219,858 within shareholders’ equity on the Company’s condensed balance sheet (see Note 10).

Pursuant to the partial exercise of the underwriter’s over-allotment, the Company sold 917,392 Units at a purchase price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per full share, subject to adjustment. As of May 12, 2026, the Company recorded a fair value of the 917,392 Public Warrants of $150,151 within shareholders’ equity on the Company’s condensed balance sheet (see Note 10).

Pursuant to the partial exercise of the underwriter’s over-allotment, the Company sold 2,082,608 Units at a purchase price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per full share, subject to adjustment. As of June 22, 2026, the Company recorded a fair value of the 2,082,608 Public Warrants of $563,997 within shareholders’ equity on the Company’s condensed balance sheet (see Note 10).

NOTE 4 — PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Company in a private placement sold 594,500 Units at a price of $10.00 per Private Placement Unit (the “Private Placement”) to the Sponsor, a related party. Each Private Placement Unit consists of one Class A ordinary share and one warrant. The Private Placement Units are identical to the Public Units, subject to certain limited exceptions. The proceeds from the sale of the Private Placement Units were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete its initial business combination within the applicable time period, the proceeds of the sale of the private placement units held in the trust account will be used to fund the redemption of the public shares, and the private placement units (and the securities comprising such units) may expire worthless. With certain limited exceptions, the founder shares will not be transferable, assignable or salable by the Sponsor or its permitted transferees until 180 days after the completion of the initial business combination. With certain limited exceptions, the private placement units (including the securities comprising such units), are not be transferable, assignable or salable by the Sponsor or its permitted transferees until 30 days after the completion of the initial business combination. As of May 4, 2026, the Company recorded a fair value of the 594,500 Private Placement Warrants of $95,710 within shareholders’ equity on the Company’s condensed balance sheet (see Note 10).

Simultaneously with the closing of the partial exercise of the underwriter’s over-allotment, the Company in a private placement sold 16,054 Units at a price of $10.00 per Private Placement Unit (the “Private Placement”) to the Sponsor, a related party. Each Private Placement Unit consists of one Class A ordinary share and one warrant. The Private Placement Units are identical to the Public Units, subject to certain limited exceptions. The proceeds from the sale of the Private Placement Units were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete its initial business combination within the applicable time period, the proceeds of the sale of the private placement units held in the trust account will be used to fund the redemption of the public shares, and the private placement units (and the securities comprising such units) may expire worthless. With certain limited exceptions, the founder shares will not be transferable, assignable or salable by the Sponsor or its permitted transferees until 30 days after the completion of the initial business combination. As of May 12, 2026, the Company recorded a fair value of the 16,054 Private Placement Warrants of $2,628 within shareholders’ equity on the Company’s condensed balance sheet (see Note 10).

Simultaneously with the closing of the remaining exercise of the underwriter’s over-allotment, the Company in a private placement sold 43,946 Units at a price of $10.00 per Private Placement Unit (the “Private Placement”) to the Sponsor, a related party. Each Private Placement Unit consists of one Class A ordinary share and one warrant. The Private Placement Units are identical to the Public Units, subject to certain limited exceptions. The proceeds from the sale of the Private Placement Units were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete its initial business combination within the applicable time period, the proceeds of the sale of the private placement units held in the trust account will be used to fund the redemption of the public shares, and the private placement units (and the securities comprising such units) may expire worthless. With certain limited exceptions, the founder shares will not be transferable, assignable or salable by the Sponsor or its permitted transferees until 30 days after the completion of the initial business combination. As of June 22, 2026, the Company recorded a fair value of the 43,946 Private Placement Warrants of $11,901 within shareholders’ equity on the Company’s balance sheet (see Note 10). As of June 22, 2026, of these monies, $181,099 has not been received from the Sponsor and these monies make up the Due from Sponsor on the condensed balance sheet.

NOTE 5 — RELATED PARTIES

Founder Shares

On December 15, 2025, the Sponsor received 6,325,000 of the Company’s Class B ordinary shares (the “Founder Shares”) for $25,000. As of December 31, 2025, the amount had not yet been paid by the Sponsor and it was recorded as a Subscription Receivable on the condensed balance sheet. As of June 30, 2026, these monies have been collected and there is no amount owed.

Up to 825,000 Founder Shares held by the Sponsor are subject to forfeiture by the holders thereof depending on the extent to which the underwriter’s over-allotment option is exercised, so that the number of Founder Shares will collectively represent 25% of the Company’s issued and outstanding shares upon the completion of the Initial Public Offering. The underwriter fully exercised the over-allotment option on June 30, 2026, therefore no Class B ordinary shares were forfeited or subject to forfeiture.

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

General and Administrative Services

The Company entered into an agreement, commencing on the effective date of the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay the Sponsor or an affiliate thereof a monthly fee of $20,000 for office space, utilities and secretarial and administrative support. As of June 30, 2026, the $40,000 is outstanding and included in accrued expenses on the condensed balance sheet.

Promissory Note – Related Party

The Sponsor has agreed to loan the Company up to $300,000 under an unsecured promissory note to be used for a portion of the Initial Public Offering expenses. These loans are non-interest bearing, unsecured and are due upon the earlier of December 15, 2026, the closing of the Initial Public Offering, or an earlier event of default. The outstanding balance on the promissory note of $452,246 was settled in full at the closing of the Initial Public Offering and is no longer available to the Company as of June 30, 2026.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, the notes may be converted upon completion of a Business Combination into units at a price of $10.00 per unit. The units would be identical to the private placement units sold in the private placement. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2026, no Working Capital Loan agreement had been entered into and no amounts were outstanding.

Due from Sponsor

In connection with the close of the private placement over-allotments, the Sponsor did not remit all monies owed. Those unpaid amounts comprise this balance of $181,099.

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

The underwriter received a fixed cash underwriting discount of $1,500,000 paid upon the closing of the Initial Public Offering, $68,804 upon the closing of the partial exercise of the underwriter’s over-allotment on May 12, 2026, and $156,196 upon the closing of the remainder of the underwriter’s over-allotment option on June 22, 2026.

The underwriter will be entitled to a fee of up to $575,000 in the aggregate based on the amount of funds remaining in the trust account after redemptions of public shares, for deferred commissions payable upon completion of the Business Combination.

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preference Shares – The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. As of June 30, 2026, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of June 30, 2026 and December 31, 2025, there were no Class A ordinary shares issued or outstanding.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of June 22, 2026, there were 6,325,000 Class B ordinary shares issued and outstanding, up to 825,000 of which are subject to forfeiture by the Sponsor depending on the extent to which the underwriter’s over-allotment option is exercised. The underwriter fully exercised their over-allotment option on June 30, 2026. As such, no Class B ordinary shares were forfeited or subject to forfeiture.

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

NOTE 8 — WARRANTS

There were 23,654,500 warrants outstanding as of June 30, 2026. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

	June 30,	December 31,
	2026	2025
	(unaudited)
ASSETS
Current Assets:
Cash	$1,257,143	$89,031
Prepaid expenses	225,087	4,048
Subscription receivable	—	25,000
Due from Sponsor	181,099	—
Due from Vendor	—	100
Total Current Assets	1,663,329	118,179

Deferred offering costs	—	219,000
Investments held in Trust Account	233,314,639	—
Total Assets	$234,977,968	$337,179

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accrued expenses	$191,888	$32,707
Accrued offering costs	9,000	59,000
Promissory note – related party	—	298,431
Total Current Liabilities	200,888	390,138

Deferred underwriting commissions	575,000	—
Total Liabilities	775,888	390,138

Commitments and contingencies (Note 6)
Class A ordinary shares subject to possible redemption; 23,000,000 and 0 shares (at redemption value of $10.14 and $0 at June 30, 2026 and December 31, 2025, respectively)	233,314,639	—
Shareholders’ Equity (Deficit):
Class A ordinary shares, $0.0001 par value, 500,000,000 shares authorized, 654,500 and 0 issued and outstanding at June 30, 2026 and December 31, 2025, respectively	65	—
Class B ordinary shares, $0.0001 par value, 50,000,000 shares authorized, 6,325,000 shares issued and outstanding at June 30, 2026 and December 31, 2025(1)	633	633
Additional paid-in capital	343,533	24,367
Retained earnings (accumulated deficit)	543,210	(77,959)
Total Shareholders’ Equity (Deficit)	887,441	(52,959)
Total Liabilities and Shareholders’ Equity (Deficit)	$234,977,968	$337,179

NOTE 10 — FAIR VALUE MEASUREMENTS

Public and Private Placement Warrants

The fair value of the 20,000,000 Public and 594,500 Private Placement Warrants issued upon closing of the Initial Public Offering on May 4, 2026 is $3,219,858 and $95,710, respectively.

The fair value of the 917,392 Public and 16,054 Private Placement Warrants issued upon closing of the partial exercise of the underwriter’s over-allotment on May 12, 2026 is $150,151 and $2,628, respectively.

The fair value of the 2,082,608 Public and 43,946 Private Placement Warrants issued upon closing of the remaining exercise of the underwriter’s over-allotment on June 22, 2026 is $563,997 and $11,901, respectively.

The Public and Private Placement Warrants are measured under Level 3 in the fair value hierarchy. The fair value of the Public and Private Warrants was determined using Black-Scholes Model.

The Public and Private Warrants have been classified within shareholders’ deficit and will not require remeasurement after issuance.

The market assumptions used to determine fair value for the Public and Private Warrants as follows:

As of May 4, 2026
Term	5 years
Dividends	$0.00
Risk Free Rate	4.08%
Stock price	$10.10
Probability of an Initial Business Combination	19.30%
Volatility	4.43%

As of May 12, 2026
Term	5 years
Dividends	$0.00
Risk Free Rate	4.12%
Stock price	$10.10
Probability of an Initial Business Combination	19.30%
Volatility	4.43%

As of June 22, 2026
Term	5 years
Dividends	$0.00
Risk Free Rate	4.29%
Stock price	$10.10
Probability of an Initial Business Combination	29.82%
Volatility	4.43%

The stock price is based on the initial redemption value of $10.10 of the offering. The expected term of the warrant is based on the actual term of the warrant in the event of a successful business combination. The probability of an initial business combination is based on historical data from SPACs that have successfully completed an IPO and then gone on to complete a business combination. The volatility is based on historical volatility of comparable publicly traded SPACs. The risk-free rate is based on the rate of a U.S. treasury security with a comparable maturity date as the expected term of the warrant.

NOTE 11 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the unaudited condensed balance sheet date through August 14, 2026, the date that the unaudited condensed financial statements were available to be issued. Based upon this review, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

On June 22, 2026, the underwriter notified us of their full exercise of the remaining over-allotment option to purchase an additional 2,082,608 Units at a price of $10.00 per Unit. The closing of the over-allotment option occurred on June 22, 2026, generating gross proceeds of $21,265,540, inclusive of $439,460 in proceeds from the sale of 43,946 Private Placement Units to our Sponsor.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from December 5, 2025 (inception) through June 30, 2026 were organizational activities and those necessary to prepare for the Initial Public Offering, described below. We do not expect to generate any operating revenues until after the completion of our Business Combination. Following our Initial Public Offering, we generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2026, we had net income of $669,181 which was primarily due to interest earned on investments held in the Trust Account of $1,014,639 partially offset by formation and operating costs of $345,458.

For the six months ended June 30, 2026, we had net income of $621,169 which was primarily due to interest earned on investments held in the Trust Account of $1,014,639 partially offset by formation and operating costs of $393,470.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of shares of Class B Ordinary Shares by the Sponsor and loans from the Sponsor.

Subsequent to the end of the quarterly period covered by this Report, on May 4, 2026, we consummated our Initial Public Offering of 20,000,000 Units at a price of $10.00 per Unit, generating gross proceeds to us of $200,000,000. We granted the underwriter a 45-day option from the date of the Initial Public Offering to purchase up to 3,000,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. On May 8, 2026, the underwriter notified us of their partial exercise of the Over-Allotment Option to purchase an additional 917,392 Units at a price of $10.00 per Unit. The closing of the Over-Allotment Option occurred on May 12, 2026, generating gross proceeds of $9,173,920. On June 18, 2026, the underwriter notified us of their remaining exercise of the Over-Allotment Option to purchase an additional 2,082,608 Units at a price of $10.00 per Unit. The closing of the Over-Allotment Option occurred on June 22, 2026, generating gross proceeds of $20,826,080. The total aggregate issuance by us of 23,000,000 at a price of $10.00 per Unit resulted in total gross proceeds deposited into our trust account of $230,000,000.

Simultaneously with the closing of the Initial Public Offering, we completed the private sale of 594,500 private placement units at $10.00 per Private Placement Unit, to our Sponsor for an aggregate purchase price of $5,945,000. On May 8, 2026, simultaneously with the sale of the Over-Allotment Option units, we consummated the private sale of an additional 16,054 Private Placement Units to our Sponsor, generating gross proceeds of $160,540. On June 22, 2026, simultaneously with the sale of the Over-Allotment Option units, we consummated the private sale of an additional 43,946 Private Placement Units to our Sponsor, generating gross proceeds of $439,460. The net proceeds were transferred into our trust account as of June 22, 2026.

Following the IPO and the sale of the Private Placement Units, including the sale of the Over-Allotment Option Units, a total of $232,300,000 was placed in the Trust Account, and the Company had $1,257,143 of cash held outside of the Trust Account, after payment of costs related to the Initial Public Offering, and available for working capital purposes. We incurred transaction costs of $2,911,130, consisting of $1,725,000 cash underwriting fee, $575,000 deferred underwriter fee and $611,130 of other offering costs. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions and taxes payable), to complete our initial Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than monthly administrative services of $20,000 for office space, utilities and secretarial and administrative support. We began incurring these fees on May 4, 2026, and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation. As of June 30, 2026, the $40,000 is outstanding and included in accrued expenses on the balance sheet.

The underwriters are entitled to a fee of up to $575,000 in the aggregate based on the amount of funds remaining in the trust account after redemptions of public shares, for deferred commissions payable upon completion of the Business Combination.

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

Net Loss per Share

Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. At June 30, 2026, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

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

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of the end of the quarterly period ended June 30, 2026.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Initial Public Offering and Private Placement

There were no sales of unregistered securities during the quarterly period covered by the Report. However, simultaneously with the closing of the Initial Public Offering, we completed the private sale of 594,500 private placement units at $10.00 per Private Placement Unit, to our Sponsor for an aggregate purchase price of $5,945,000. On May 8, 2026, simultaneously with the sale of the Over-Allotment Option units, we consummated the private sale of an additional 16,054 Private Placement Units to our Sponsor, generating gross proceeds of $160,540. On June 22, 2026, simultaneously with the sale of the Over-Allotment Option units, we consummated the private sale of an additional 43,946 Private Placement Units to our Sponsor, generating gross proceeds of $439,460.

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

On June 18, 2026, the underwriter notified us of their remaining exercise of the full Over-Allotment Option to purchase the remaining 2,082,608 Units at a price of $10.00 per Unit. The closing of the Over-Allotment Option occurred on June 22, 2026, generating gross proceeds of $20,826,080.

As of June 22, 2026, aggregate net proceeds of $232,300,000 from the Initial Public Offering, Private Placement Unit sale, and the exercise of the underwriters’ Over-Allotment option were transferred into our Trust Account with Continental Stock Transfer & Trust Company acting as trustee and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to our shareholders, as described in the IPO Registration Statement. The proceeds deposited in the Trust Account could become subject to the claims of creditors, if any, which could have priority over the claims of public shareholders.

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

QUANTUM LEAP ACQUISITION CORP

Date: August 14, 2026	By:	/s/ Kervin Pillay
	Name:	Kervin Pillay
	Title:	Chief Executive Officer

Date: August 14, 2026	By:	/s/ Haydar Haba
	Name:	Haydar Haba
	Title:	Chief Financial Officer